Form 10QSB
period 2006-12-31
PAPERTRADEX (US) INC.
filed 2007-03-05
CIK 1375267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

[ ]	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52395

PAPERTRADEX (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1185
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[     ]    No[  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  X  ]    No[   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,912,540 shares of common stock as of February 20, 2007.

Transitional Small Business Disclosure Format (check one): Yes[     ]    No[  X  ]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Papertradex online marketplace for commercial printing, our ability to successfully market our Papertradex online marketplace for commercial printing, our ability to continue development and upgrades to the Papertradex online marketplace for commercial printing, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

2

PAPERTRADEX (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2006

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Papertradex (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at December 31, 2006 (unaudited) and September 30, 2006 (audited)	F-1

Interim Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 and for the period from incorporation (August 28, 2003) to December 31, 2006	F-2

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and for the period from incorporation (August 28, 2003) to December 31, 2006	F-3

Notes to Interim Consolidated Financial Statements	F-4

Papertradex (US) Inc.

(Formerly Censox Technologies Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$40,208	$1,247
Accounts receivable	1,452	1,358
	41,660	2,605

Equipment, net of $2,153 accumulated depreciation	653	895
	$42,313	$3,500

LIABILITIES
Current
Accounts payable	$198,615	$131,392
Accrued liabilities	53,952	53,022
Due to related parties (Note 4)	61,152	47,210
	313,719	231,624

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 31,912,540 shares (September 30,
2006 – 31,912,540)	31,913	31,913
Additional paid-in capital	452,638	452,638
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Share subscriptions received in advance (Note 3)	40,000	-
Accumulated comprehensive gain	(2,573)	6,186
Deficit accumulated during the development stage	(793,384)	(718,861)
	(271,406)	(228,124)
	$42,313	$3,500

Going Concern (Note 1)

Subsequent Event (Note 6)

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

	For the	For the	Cumulative
	Three	Three	From
	Months	Months	Incorporation
	Ended	Ended	August 28,
	December	December	2003 to
	31,	31,	December 31,
	2006	2005	2006
General and Administrative Expenses
Accounting and auditing	$29,056	$7,914	$129,838
Consulting and technical support	-	-	14,565
Depreciation	242	214	2,209
Development	-	-	31,823
Filing fees	2,754	-	2,754
Interest and bank charges	1,049	-	1,049
Intellectual property (Note 2)	-	-	300,000
Legal	14,550	-	38,857
Marketing and public relations	-	4,506	50,894
Office and miscellaneous	2,417	659	12,290
Rent (Note 4)	2,874	2,624	25,677
Salaries and benefits (Note 4)	18,909	17,265	178,171
Transfer agent fees	1,995	-	1,995
Travel and entertainment	677	-	3,262
	74,523	33,182	793,384

Net Loss	$(74,523)	$(33,182)	$(793,384)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	31,912,540	15,000,000

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	Cumulative
	Three	Three	From
	Months	Months	Incorporation
	Ended	Ended	August 28,
	December	December	2003 to
	31,	31,	December 31,
	2006	2005	2006
Operating
Net loss	$(74,523)	$(33,182)	$(793,384)
Items not affecting cash:
Depreciation	242	214	2,209
Shares for consulting services	-	-	7,348
Intellectual property	-	-	300,000
Changes in non-cash working capital:
Accounts receivable	(94)	(2,085)	(1,452)
Accounts payable	67,223	18,585	168,616
Accrued liabilities	930	(1,317)	37,837
Net cash flows from operations	(6,222)	(17,785)	(278,826)

Investing
Acquisition of equipment	-	-	(2,862)
Cash acquired on purchase of PaperTradex Europe
Limited
	-	-	58,398
Net cash flows from investing activities	-	-	55,536

Financing
Amounts due to related parties	13,942	239	61,102
Amounts due to Censox Technologies Inc.	-	17,000	-
Loan from related party	-	-	151,473
Share subscriptions received in advance	40,000	-	40,000
Share issuances for cash	-	-	13,496
Net cash flows from financing activities	53,942	17,239	266,071

Effect of exchange rate changes on cash	(8,759)	546	(2,573)

Net Increase in Cash	38,961	-	40,208
Cash - Beginning	1,247	-	-
Cash - Ending	$40,208	$-	$40,208

Supplemental Cash Flow Information
Non cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

1.	Nature and continuance of operations

Organization

Censox Technologies Inc. (the "Company" or “Censox”) was incorporated on May 23, 2005 under the laws of the State of Nevada. On May 4, 2006, the Company changed its name to Papertradex (US) Inc.

By letter of intent dated June 4, 2005 and a Share Exchange Agreement ("Agreement") dated August 18, 2005 with Papertradex Europe Limited ("Papertradex"), a United Kingdom corporation, wherein Censox agreed to issue to the shareholders of Papertradex 15,000,000 Censox shares in exchange for the 2,095,000 shares that constituted all the issued and outstanding shares of Papertradex. On April 3, 2006, Papertradex completed the reverse acquisition (“RTO”) under the Agreement with Censox. Immediately before the date of the RTO, Censox had 100,000,000 common shares authorized and 10,910,540 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,095,000 issued and outstanding shares of common stock of Papertradex were exchanged for 15,000,000 Censox shares on an approximate 7.16 to 1 basis.

Immediately after the RTO, the management of Papertradex took control of the board and officer positions of Censox, constituting a change of control. Because the former owners of Papertradex gained control of Censox, the transaction would normally have been considered a purchase by Papertradex. However, since Censox was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Papertradex and the issuance of stock by Papertradex (represented by the outstanding shares of Censox) for the assets and liabilities of Censox.

Papertradex was incorporated on August 28, 2003 and is a technology and marketing company, headquartered in London, England.

The major asset of Papertradex is the ownership of intellectual property that has created an online e-auction printing buy and sell marketplace for the provision of commercial printing order placement. Value is added to buyers and vendors through a more efficient buying process, increased market liquidity and reduced cost. This software is currently being marketed via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” Both strategies are focused on establishing a distribution network throughout Europe, Asia, Australia and United States with a marketing mix that varies dependent upon levels of competition, Internet penetration, and availability of data in each country.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has net working capital deficit of $272,059, an accumulated deficit of $793,384. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has plans to seek additional financing through private placements of its common stock.

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

1.	Nature and continuance of operations (Continued)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Intellectual Property

By agreement dated June 30, 2006, the Company acquired from its majority stockholder, the Papertradex Technology by issuing 6,000,000 common shares. The Papertradex Technology is an on-line e-auction printing buy and sell marketplace for the provision of commercial printing and order placement. The value assigned was $300,000 being equal to the most recent share transaction of Censox at $0.05 per share.

3.	Share subscriptions received in advance

During the period ending December 31, 2006 the Company received share subscriptions of $40,000 for the purchase of 160,000 shares at $0.25 (Note 6).

4.	Related Party Balances and Transactions

a)

The amounts due to related parties of $61,152 (September 30, 2006 - $47,210) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $26,023 (September 30, 2006 - $17,340) owing to a director, $50 (September 30, 2006 - $50) owing to a former director, $2,754 (September 30, 2006 - $1,731) owing to a corporate shareholder of the Company and $32,325 (September 30, 2006 - $28,089) owing to a company with a director in common with a corporate shareholder of the Company.

	b)	During the period ended December 31, 2006 the Company paid 16,763 (December 31, 2005 - $15,306) in salary to its managing director.

	c)	During the period ended December 31, 2006 the Company paid $2,874 (December 31, 2005 - $2,644) for rent to a company with directors in common with a corporate shareholder of the Company.

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

5.	Income Taxes

The Company has incurred net operating losses for UK tax purposes of approximately $410,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also has accumulated net operating losses for U.S. federal income tax purposes of approximately $152,000, which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $290,000 of intellectual property costs deductible for tax purposes at $20,000 per year.

Details of future income tax assets:
	December 31,	September 30,
Future income tax assets:	2006	2006
Net operating losses	$562,000	$483,000
Intellectual property costs deductible for tax	290,000	295,000
purposes
	852,000	778,000
Effective US and UK corporate tax rates	31%	31%
Future income tax asset	264,000	241,000
Valuation allowance	(264,000)	(241,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

6.	Subsequent Event

Subsequent to December 31, 2006, the Company received an additional $47,441 in share subscriptions. These share subscriptions are towards the Company’s offering of 349,764 shares at $0.25, totalling proceeds of $87,441, of which $40,000 was received prior to December 31, 2006 (Note 3).

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006.

Overview of Our Business

We were incorporated on May 23, 2005 under the laws of the State of Nevada. We operate through our wholly-owned subsidiary, Papertradex Europe Limited (“Papertradex Europe”), located in the United Kingdom. Our principal executive office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1185 and our fax number is +44(0)20 7031 1199.

We are in the business of providing an online marketplace for commercial printing through our website at www.papertradex.com. Our business is based on proprietary software technology that is deployed at our website and is designed to bring print buyers and sellers together, creating a new marketplace for print. Our Papertradex website is designed to provide print buyers with an easily accessible, broad array of potential printers and reduced prices as a result of increased competition, while offering printers the ability to sell excess capacity and access to new customers.

The Papertradex website allows for both forward and reverse auctions. In forward auctions, print vendors offer services and potential customers submit bids. The auction is won by the highest bidder. In reverse auctions, buyers indicate what type of print services they are seeking, and print vendors submit bids—a buyer can decide which vendor the buyer wants to do the job (which may be based on the lowest bid or other criteria in the buyer’s discretion, such as which bidder provided the best feedback or which bidder can deliver the services the fastest). In addition to auctions, the Papertradex website allows for direct sales of printing services through our online PTX Shop.

We have completed the development of the Papertradex online marketplace for commercial printing and launched our website in June 2005. Although we plan to make additional improvements to the Papertradex online print marketplace going forward, the website is fully functional and has approximately 100 print vendors and 50 print buyers as registered users.

Our objective is to earn revenues through membership fees that we will charge parties to access and use our website and commissions earned on sales effected through our website. As of December 31, 2006, we had not earned any revenues from membership fees or sales commissions. Accordingly, we are in the development stage of our business. Further, we will require additional financing in order to effectively market our Papertradex online marketplace for commercial printing.

We have focused our marketing activities to date on raising our profile in the commercial printing industry within our current target market, which is buyers and sellers in the UK of commercial printing jobs of a value between $2,000 and $40,000. Our plan of operations is to continue to market ourselves to this target market. Once we are established in the UK, our goal is to build market presence of our online print marketplace in other countries. We do not have any current plans to expand our marketing focus beyond the UK, however, because we believe that it is important to secure our brand in the UK before expanding our marketing efforts to other countries.

Plan Of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and budgets specified:

1.

We plan to carry out marketing of our Papertradex online marketplace for commercial printing with the objective of expanding our market presence, particularly with respect to print vendors and purchasers in the UK. We plan to undertake a number of marketing and promotional campaigns over the next 12 months with the objective of expanding our brand presence and establishing momentum for the use of our online print marketplace. We estimate $5,000 per month will be spent on our proposed marketing campaigns and promotions in that 12-month period, for anticipated total annual expenditures of $60,000. This amount is primarily comprised of a salary to Mr. Rory Oliver, our sole executive officer and director, who will carry out the bulk of our marketing and promotional activities. Mr. Oliver’s salary is approximately $4,000 per month.

2.

We anticipate spending approximately $10,000 over the next 12 months to various third parties to run our Papertradex online print marketplace. These third parties are: (i) Global Gold Networks Ltd., which provides our dedicated server, and (ii) our external development team.

3.	We anticipate spending approximately $10,000 over the next twelve months in continuing the upgrading, development and design of our Papertradex online print marketplace.

4.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

5.

We anticipate spending approximately $20,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current repot and proxy statement filings with the SEC.

These planned expenditures total $124,000 over the next twelve months.

We had cash of $40,208 and working capital deficit of $272,059 as at December 31, 2006. Our planned expenditures over the next twelve months in the amount of $124,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $400,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since December 31, 2006 and need immediate financing in order for us to continue our operations.

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We believe that we will require additional financing to successfully market the Papertradex website in order to earn revenues that will exceed our operating expenses. We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Issuances of additional shares will result in dilution to our existing shareholders.

No agreements have been entered into and we cannot provide investors with any assurance that any financings we obtain will be sufficient to fund our plan of operations. At this time, all potential investors and all discussions are taking place outside the United States. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We are currently operating at a deficit, and we will require additional funding in the near future to fund our operations. We do not have any arrangements for additional financing in place and there is no assurance that we will be able to arrange for additional financing. If we are not able to obtain financing in the near future, we will be forced to abandon our plan of operations and our business activities.

Presentation Of Financial Information

Effective April 3, 2006, we acquired 100% of the issued and outstanding shares of Papertradex Europe by issuing 15,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of Papertradex Europe has been accounted for as a reverse acquisition, since the acquisition resulted in the former shareholders of Papertradex Europe owning the majority of our issued and outstanding shares. Because Censox Technologies Inc. (now Papertradex (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by Papertradex Europe accompanied by a recapitalization. Under the rules governing reverse acquisition accounting, the results of operations of Papertradex (US) Inc. are included in our consolidated financial statements effective April 3, 2006. Our date of inception is the date of inception of Papertradex Europe, being August 28, 2003, and our financial statements are presented with reference to the date of inception of Papertradex Europe. Financial information relating to periods prior to April 3, 2006 is that of Papertradex Europe.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. We are currently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

The Company’s functional currency is pounds sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Three months ended December 31, 2006 and 2005

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

	For the	For the	Cumulative
	Three	Three	From
	Months	Months	Incorporation
	Ended	Ended	August 28,
	December	December	2003 to
	31,	31,	December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
General and Administrative Expenses
Accounting and auditing	$29,056	$7,914	$129,838
Consulting and technical support	-	-	14,565
Depreciation	242	214	2,209
Development	-	-	31,823
Filing fees	2,754	-	2,754
Interest and bank charges	1,049	-	1,049
Intellectual property	-	-	300,000
Legal	14,550	-	38,857
Marketing and public relations	-	4,506	50,894
Office and miscellaneous	2,417	659	12,290
Rent	2,874	2,624	25,677
Salaries and benefits	18,909	17,265	178,171
Transfer agent fees	1,995	-	1,995
Travel and entertainment	677	-	3,262
	74,523	33,182	793,384
Net Loss	$(74,523)	$(33,182)	$(793,384)

Key factors affecting our results of operations are discussed as follows:

Revenue

We have not earned any revenues from membership fees or sales commissions.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three months of fiscal 2007. We recorded the expense of $300,000 related to our acquisition of the Papertradex technology application on June 30, 2006 as an operating expense in accordance with SFAS No. 86.

Salaries and Wages

Salaries and benefits are primarily comprised of salary paid to Rory Oliver, our sole executive officer and employee.

Our salaries and benefits expenses increased to $18,909 during the first three months of fiscal 2007 compared to $17,265 during the first three months of fiscal 2006.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $29,056 during the first three months of fiscal 2007 as compared to $7,914 during the first three months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the United States Securities and Exchange Commission during the first three months of fiscal 2007. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934.

Marketing and Public Relations

Our marketing and public relations expenses were comprised of amounts paid to Outlander Management in fiscal 2006 and fiscal 2005 in connection with the marketing of our Papertradex technology application. These expenses decreased to $Nil during the first three months of fiscal 2007 as compared to $4,506 during the first three months of fiscal 2005 as a result of our decision to terminate these marketing efforts of Outlander Management.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $2,874 during the first three months of fiscal 2007 compared to $2,624 during the first three months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Development Costs

Our development costs are comprised of development expenses paid to Xeris S.R.O. and an independent web designer based in the UK. This work was completed in fiscal 2005, at a cost of $31,823. Our development costs decreased to $Nil during the first three months of fiscal 2007 and during the first three months of fiscal 2006 because we completed this work in fiscal 2005 and have shifted our focus to marketing the Papertradex website.

Legal

Our legal expenses to date have been attributable to expenses related to our organization and the preparation and filing of a registration statement with the United States Securities and Exchange Commission. These expenses increased to $14,550 during the first three months of fiscal 2007 as compared to $nil during the first three months of fiscal 2006 in connection with our preparation and filing of a registration statement with the United States Securities and Exchange Commission. Current legal expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934.

Loss from Operations

Our loss from operations increased to $74,523 during the first three months of fiscal 2007 from $33,182 during the first three months of fiscal 2006 due primarily to increases in our accounting and auditing expenses, legal expenses and filing fees in connection with the filing of our registration statement on Form SB-2 with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

We had cash of $40,208 and working capital deficit of $272,059 as at December 31, 2006, compared to cash of $1,247 and a working capital deficiency of $229,019 as at September 30, 2006.

Cash used in Operating Activities

We used cash of $6,222 in operating activities during the first three months of fiscal 2007 compared to cash of $17,785 during the first three months of fiscal 2006. Since incorporation, we have used cash of $278,826 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2007 or during the first three months of fiscal 2006.

Cash from Financing Activities

We generated cash of $53,942 from financing activities during the first three months of fiscal 2007 compared to cash of $17,239 generated from financing activities during the first three months of fiscal 2006. Cash generated from financing activities during the first three months of fiscal 2007 included $40,000 in share subscriptions in respect of share issuances that were completed on February 23, 2007.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financing Needs

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Rory Oliver. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the United States Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal quarter ended December 31, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the first three months of fiscal 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first three months of fiscal 2007.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1 (1)	Articles of Incorporation

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	By-Laws

10.1 (1)	Agency Exploitation Agreement dated March 30, 2004 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2 (1)	Letter Agreement between Papertradex Europe and Rory Oliver regarding appointment of Rory Oliver as Managing Director of Papertradex Europe dated July 26, 2004

10.3 (1)	Employment Agreement between Papertradex Europe and Rory Oliver dated July 26, 2004

10.4 (1)	Service Agreement dated September 6, 2004 between Papertradex Europe and Outlander Management

10.5 (1)	Loan Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc.

10.6 (1)	Debenture Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc. evidencing the indebtedness of Papertradex Europe under the Loan Agreement

10.7 (1)	Debt Settlement Agreement dated July 25, 2005 between Papertradex Europe and Papertradex Inc.

10.8 (1)	Share Exchange Agreement dated August 18, 2005 among Censox Technologies Inc., Papertradex Europe and the stockholders of Papertradex Europe

10.9 (1)	Closing Agreement dated April 3, 2006 among Censox Technologies Inc. and Papertradex Europe and the shareholders of Papertradex Europe

10.10 (1)	Asset Purchase Agreement dated June 21, 2006 between Papertradex (US) Inc. and Papertradex Inc.

10.11 (1)	Termination and Release Agreement dated June 30, 2006 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.12 (1)	Subscription agreement between Censox Technologies Inc. and Timothy Cocker dated May 25, 2005 relating to the Company’s private offering of 500,000 shares

10.13 (1)	Form of subscription agreement relating to our August 17, 2005 private offering of securities.

Exhibit
Number	Description of Exhibit
10.14 (1)	Form of subscription agreement relating to our April 3 and 10, 2005 private offering of securities.

10.15 (1)	Service Agreement dated July 1, 2005 between Papertradex Europe and Azuracle

10.16 (2)	Letter Agreement between Papertradex Europe and Rory Oliver dated December 29, 2006

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 8, 2006.

(2)	Filed as an exhibit to this registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 5, 2007.

(3)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERTRADEX (US) INC.

By:	/s/ Rory Oliver
_______________________________________
Rory Oliver
Chief Executive Officer and Chief Financial Officer
Date: March 2, 2007