Form 10QSB
period 2007-03-31
PAPERTRADEX (US) INC.
filed 2007-08-14
CIK 1375267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____to _____

Commission File Number: 000-52395

PAPERTRADEX (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.12, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1185
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,262,304 shares of common stock as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Papertradex online marketplace for commercial printing, our ability to successfully market our Papertradex online marketplace for commercial printing, our ability to continue development and upgrades to the Papertradex online marketplace for commercial printing, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the United States Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PAPERTRADEX (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

INDEX

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Papertradex (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at March 31, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006 and for the period from incorporation (August 28, 2003) to March 31, 2007	F-2

Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 and for the period from incorporation (August 28, 2003) to March 31, 2007	F-3

Notes to Interim Consolidated Financial Statements	F-4

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$215	$1,247
Prepaid	2,544
Accounts receivable	1,278	1,358
	4,037	2,605

Equipment, net	407	895
	$4,444	$3,500

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable	$191,309	$131,392
Accrued liabilities	16,292	53,022
Due to related parties (Note 2)	68,023	47,210
	275,624	231,624

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 3)
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 32,262,304 shares (September 30,
2006 – 31,912,540)	32,262	31,913
Additional paid-in capital	539,730	452,638
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil		-
Accumulated comprehensive gain	(3,470)	6,186
Deficit accumulated during the development stage	(839,702)	(718,861)
	(271,180)	(228,124)
	$4,444	$3,500

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 28,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and auditing	$9,776	$3,798	$38,832	$11,712	$139,614
Consulting and technical support	-	-	-	-	14,565
Depreciation	246	214	488	428	2,455
Development	-	-	-	-	31,823
Filing fees	1,634	-	4,388	-	4,388
Interest and bank charges	487	-	1,536	-	1,536
Intellectual property	-	-	-	-	300,000
Investor relations	6,000	-	6,000	-	6,000
Legal	5,360	-	19,910	-	44,217
Marketing and public relations	-	5	-	4,511	50,894
Office and miscellaneous	1,573	756	3,990	1,415	13,863
Rent	2,931	2,629	5,805	5,253	28,608
Salaries and benefits	18,323	17,297	37,232	34,562	196,494
Transfer agent fees	-	-	1,995	-	1,995
Travel and entertainment	529	-	1,206	-	3,791
Total General and Administrative
Expenses	46,859	24,699	121,382	57,881	840,243

Loss from Operations	(46,859)	(24,699)	(121,382)	(57,881)	(840,243)

Other Income (Expense)
Foreign exchange gain	541	-	541	-	541

Net Loss	$(46,318)	$(24,699)	$(120,841)	$(57,881)	$(839,702)

Weighted Average Shares Outstanding
– basic and diluted	32,048,559	15,000,000	31,979,802	15,000,000

Net Loss per Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
	For the	For the	From
	Six	Six	Incorporation
	Months	Months	August 28,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating
Net loss	$(120,841)	$(57,881)	$(839,702)
Items not affecting cash:
Depreciation	488	428	2,455
Shares for consulting services	-	-	7,348
Intellectual property	-	-	300,000
Changes in non-cash working capital:
Accounts receivable	80	(5,251)	(1,278)
Prepaid expenses	(2,544)	(104)	(2,544)
Accounts payable	59,917	50,533	161,310
Accrued liabilities	(36,730)	(11,838)	177
Net cash flows from (used in) operations	(99,630)	(24,113)	(372,234)

Investing
Acquisition of equipment	-	-	(2,862)
Cash acquired on purchase of PaperTradex Europe
Limited	-	19,000	58,398
Net cash flows from investing activities	-	19,000	55,536

Financing
Amounts due to related parties	20,813	4,786	67,973
Loan from related party	-	-	151,473
Share issuances for cash	87,441	-	100,937
Net cash flows from (used in) financing activities	108,254	4,786	320,383

Effect of exchange rate changes on cash	(9,656)	327	(3,470)

Net Increase (Decrease) in Cash	(1,032)	-	215
Cash - Beginning	1,247	-	-
Cash - Ending	$215	$-	$215

Supplemental Cash Flow Information
Non cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a working capital deficiency of $271,587, an accumulated deficit of $839,702 and has incurred an accumulated operating cash flow deficit of $372,234 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

2.	Related Party Balances and Transactions

a)

The amounts due to related parties of $68,023 (September 30, 2006 - $47,210) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $29,889 (September 30, 2006 - $17,340) owing to a director, $50 (September 30, 2006 - $50) owing to a former director, $2,759 (September 30, 2006 - $1,731) owing to a corporate shareholder of the Company and $35,325 (September 30, 2006 - $28,089) owing to a company with a director in common with a corporate shareholder of the Company.

b)	During the period ended March 31, 2007 the Company paid $33,007 (March 31, 2006 - $30,640) in salary to its managing director.

c)	During the period ended March 31, 2007 the Company paid $5,805 (March 31, 2006 - $5,253) for rent to a company with directors in common with a corporate shareholder of the Company.

3.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On February 24, 2007, the Company issued 349,764 common shares at $0.25 per share for cash.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2007.

Overview of Our Business

We were incorporated on May 23, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly-owned subsidiary, Papertradex Europe Limited (“Papertradex Europe”), located in the United Kingdom. Our principal executive office is located at Suite 5.12, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1185 and our fax number is +44(0)20 7031 1199.

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

Our objective is to earn revenues through membership fees that we will charge parties to access and use our website and commissions earned on sales effected through our website. As of March 31, 2007, we had not earned any revenues from membership fees or sales commissions. Accordingly, we are in the development stage of our business. Further, we will require additional financing in order to effectively market our Papertradex online marketplace for commercial printing.

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

Plan Of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

1.

We plan to carry out marketing of our Papertradex online marketplace with the objective of securing sales of our online marketplace for commercial printing with the objective of expanding our market presence, particularly with respect to print vendors and purchasers in the UK. We plan to continue our marketing and promotional campaigns over the next 12 months with the objective of expanding our brand presence and establishing momentum for the use of our online print marketplace. We estimate $5,000 per month will be spent on our proposed marketing campaigns and promotions in that 12-month period, for anticipated total annual expenditures of $60,000.

2.

We intend to add to the functionality of our technology through a series of further development releases over the next twelve months. As such, we anticipate spending approximately $10,000 over the next 12 months to various third parties to run our Papertradex online print marketplace. These third parties are: (i) Global Gold Networks Ltd., which provides our dedicated server, and (ii) our external development team.

3.	We anticipate spending approximately $10,000 over the next twelve months in continuing the upgrading, development and design of our Papertradex online print marketplace.

4.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and general office expenses.

5.

We anticipate spending approximately $20,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

These planned expenditures total $124,000 over the next twelve months.

We had cash of $215 and working capital deficit of $271,587 as at March 31, 2007. Our planned expenditures over the next twelve months in the amount of $124,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $400,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since March 31, 2007 and need immediate financing in order for us to continue our operations.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

We have not entered into any financing arrangements and we cannot provide investors with any assurance that any financing we obtain will be sufficient to fund our plan of operations. At this time, all potential investors and all discussions are taking place outside of the United States. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. If we do not obtain the necessary additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

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

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)	equity at historical rates; and

iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Results Of Operations – Three and Six months ended March 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 28,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and auditing	$9,776	$3,798	$38,832	$11,712	$139,614
Consulting and technical support	-	-	-	-	14,565
Depreciation	246	214	488	428	2,455
Development	-	-	-	-	31,823
Filing fees	1,634	-	4,388	-	4,388
Interest and bank charges	487	-	1,536	-	1,536
Intellectual property	-	-	-	-	300,000
Investor relations	6,000	-	6,000	-	6,000
Legal	5,360	-	19,910	-	44,217
Marketing and public relations	-	5	-	4,511	50,894
Office and miscellaneous	1,573	756	3,990	1,415	13,863
Rent	2,931	2,629	5,805	5,253	28,608
Salaries and benefits	18,323	17,297	37,232	34,562	196,494
Transfer agent fees	-	-	1,995	-	1,995
Travel and entertainment	529	-	1,206	-	3,791
Total General and Administrative
Expenses	46,859	24,699	121,382	57,881	840,243

Loss from Operations	(46,859)	(24,699)	(121,382)	(57,881)	(840,243)

Other Income (Expense)
Foreign exchange gain (loss)	541	-	541	-	541

Net Loss	$(46,318)	$(24,699)	$(120,841)	$(57,881)	$(839,702)

Our results of operations are discussed as follows:

Revenue

We have not earned any revenues from membership fees or sales commissions. We will require additional financing in order to market our Papertradex online marketplace for commercial printing with the objective of achieving revenues.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $38,832 during the first six months of fiscal 2007 as compared to $11,712 during the first six months of fiscal 2006 as a result of the completion of our audited annual and unaudited financial statements prepared in connection with our filing of a registration statement with the SEC. These accounting and auditing expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Filing Fees

Our filing fees to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $4,388 during the first six months of fiscal 2007 as compared to $nil during the first six months of fiscal 2006.

Salaries and Benefits

Salaries and benefits were primarily comprised of salary paid to Rory Oliver, our sole executive officer and employee. Our salaries and benefits expenses increased to $37,232 during the first six months of fiscal 2007 compared to $34,562 during the first six months of fiscal 2006.

Marketing and Public Relations

We did not incur any marketing and public relations expenses during the first six months of fiscal 2007 as compared to $4,511 during the first six months of fiscal 2006 as a result of our decision to terminate these marketing efforts through Outlander Management on June 30, 2005.

Intellectual Property

We did not incur any expenses on any intellectual property during the first six months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $5,805 during the first six months of fiscal 2007 compared to $5,253 for the first six months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Legal

Our legal expenses to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $19,910 during the first six months of fiscal 2007 as compared to $nil during the first six months of fiscal 2006 in connection with our preparation and filing of a registration statement with the SEC. These legal expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Loss from Operations

Our loss from operations increased to $121,382 during the first six months of fiscal 2007 from $57,881 during the first six months of fiscal 2006 due primarily to increases in our accounting and auditing expenses, legal expenses and filing fees in connection with the filing of our registration statement on Form SB-2 with the SEC.

Liquidity and Capital Resources

We had cash of $215 and working capital deficit of $271,587 as at March 31, 2007, compared to cash of $1,247 and a working capital deficiency of $229,019 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $139,255, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $400,000 in order to enable us to sustain our operations for the next twelve months and to cover our working capital deficit.

Cash used in Operating Activities

We used cash of $99,630 in operating activities during the first six months of fiscal 2007 and compared to cash used of $24,113 in operating activities during the first six months of fiscal 2006. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first six months of fiscal 2007 compared to cash of $19,000 generated by investing activities during the first six months of fiscal 2006.

Cash from Financing Activities

We generated cash of $108,254 from financing activities during the first six months of fiscal 2007 compared to a cash deficit of $4,786 during the first six months of fiscal 2006.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Rory Oliver. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter ended March 31, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	Certificate of Amendment to Articles of Incorporation
3.3 (1)	By-Laws
10.1 (1)	Agency Exploitation Agreement dated March 30, 2004 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2 (1)	Letter Agreement between Papertradex Europe and Rory Oliver regarding appointment of Rory Oliver as Managing Director of Papertradex Europe dated July 26, 2004
10.3 (1)	Employment Agreement between Papertradex Europe and Rory Oliver dated July 26, 2004
10.4 (1)	Service Agreement dated September 6, 2004 between Papertradex Europe and Outlander Management
10.5 (1)	Loan Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc.
10.6 (1)	Debenture Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc. evidencing the indebtedness of Papertradex Europe under the Loan Agreement
10.7 (1)	Debt Settlement Agreement dated July 25, 2005 between Papertradex Europe and Papertradex Inc.
10.8 (1)	Share Exchange Agreement dated August 18, 2005 among Censox Technologies Inc., Papertradex Europe and the stockholders of Papertradex Europe
10.9 (1)	Closing Agreement dated April 3, 2006 among Censox Technologies Inc. and Papertradex Europe and the shareholders of Papertradex Europe

Exhibit
Number	Description of Exhibit
10.10 (1)	Asset Purchase Agreement dated June 21, 2006 between Papertradex (US) Inc. and Papertradex Inc.
10.11 (1)	Termination and Release Agreement dated June 30, 2006 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.12 (1)	Subscription agreement between Censox Technologies Inc. and Timothy Cocker dated May 25, 2005 relating to the Company’s private offering of 500,000 shares
10.13 (1)	Form of subscription agreement relating to our August 17, 2005 private offering of securities.
10.14 (1)	Form of subscription agreement relating to our April 3 and 10, 2005 private offering of securities.
10.15 (1)	Service Agreement dated July 1, 2005 between Papertradex Europe and Azuracle
10.16 (2)	Letter Agreement between Papertradex Europe and Rory Oliver dated December 29, 2006
31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 8, 2006.

(2)	Filed as an exhibit to this registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 5, 2007.

(3)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERTRADEX (US) INC.

By:	/s/ Rory Oliver
Rory Oliver
Chief Executive Officer and Chief Financial Officer
Date: August 13, 2007