Form 10QSB
period 2007-06-30
PAPERTRADEX (US) INC.
filed 2007-09-20
CIK 1375267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:  000-52395

PAPERTRADEX (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1185
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X ] No[   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,262,304 shares of common stock as of September 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[ X ]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our Papertradex online marketplace for commercial printing, our ability to successfully market our Papertradex online marketplace for commercial printing, our ability to continue development and upgrades to the Papertradex online marketplace for commercial printing, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the United States Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PAPERTRADEX (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of Papertradex (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at June 30, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006 and for the period from incorporation (August 28, 2003) to June 30, 2007	F-2

Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and for the period from incorporation (August 28, 2003) to June 30, 2007	F-3

Notes to Interim Consolidated Financial Statements	F-4

Papertradex (US) Inc.

(Formerly Censox Technologies Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$-	$1,247
Prepaid	2,424	-
Accounts receivable	2,068	1,358
	4,492	2,605

Equipment, net	202	895
	$4,694	$3,500

LIABILITIES
Current
Accounts payable	$198,177	$131,392
Accrued liabilities	25,008	53,022
Due to related parties (Note 2)	70,054	47,210
	293,239	231,624

Loan Payable (Note 4)	14,027	-

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 3)
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 32,262,304 shares (September 30,
2006 – 31,912,540)	32,262	31,913
Additional paid-in capital	539,730	452,638
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil		-
Accumulated comprehensive gain	(6,787)	6,186
Deficit accumulated during the development stage	(867,777)	(718,861)
	(302,572)	(228,124)
	$4,694	$3,500

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 28,
	Months Ended	Months Ended Months Ended		Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and auditing	$13,151	$4,723	$51,983	$16,435	$152,765
Consulting and technical support	-	-	-	-	14,565
Depreciation	250	243	738	671	2,705
Development	-	-	-	-	31,823
Filing fees	122	-	4,510	-	4,510
Interest and bank charges	(1,083)	153	453	153	453
Intellectual property	-	300,000	-	300,000	300,000
Investor relations	6,000	-	12,000	-	12,000
Legal	1,604	3,913	21,514	3,913	45,821
Marketing and public relations	-	820	-	5,331	50,894
Office and miscellaneous	(69)	1,734	3,921	3,149	13,794
Rent (Note 2)	2,978	2,739	8,783	7,992	31,586
Salaries and benefits (Note 2)	321	14,650	37,553	49,212	196,815
Transfer agent fees	205	-	2,200	-	2,200
Travel and entertainment	(517)	166	689	166	3,274
Total General and Administrative
Expenses	22,962	329,141	144,344	387,022	863,205

Loss from Operations	(22,962)	(329,141)	(144,344)	(387,022)	(863,205)

Other Income (Expense)
Foreign exchange gain (loss)	(5,113)	5	(4,572)	5	(4,572)

Net Loss	$(28,075)	$(329,136)	$(148,916)	$(387,017)	$(867,777)

Weighted Average Shares Outstanding
– Basic and Diluted	32,156,022	25,618,566	32,073,970	18,539,552

Loss per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
	For the	For the	From
	Nine	Nine	Incorporation
	Months	Months	August 28,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net loss	$(148,916)	$(387,017)	$(867,777)
Items not affecting cash:
Depreciation	738	671	2,705
Shares for consulting services	-	-	7,348
Intellectual property	-	300,000	300,000
Changes in non-cash working capital:
Accounts receivable	(710)	8,764	(2,068)
Prepaid expenses	(2,424)	-	(2,424)
Accounts payable	66,785	70,498	168,178
Accrued liabilities	(28,014)	(26,265)	8,893
Net cash flows used in operations	(112,541)	(33,349)	(385,145)

Investing
Acquisition of equipment	-	-	(2,862)
Cash acquired on purchase of PaperTradex Europe
Limited	-	58,398	58,398
Net cash flows from investing activities	-	58,398	55,536

Financing
Amounts due to related parties	22,844	(26,631)	70,004
Loan from related party	-	-	151,473
Loan proceeds	14,027	-	14,027
Share issuances for cash	87,441	100	100,937
Net cash flows from (used in) financing activities	124,312	(26,531)	336,441

Effect of exchange rate changes on cash	(13,018)	(1,817)	(6,832)

Change in Cash	(1,247)	(3,299)	-
Cash - Beginning	1,247	3,622	-
Cash - Ending	$-	$323	$-

Supplemental Cash Flow Information
Non cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Related Party Balances and Transactions

a)

The amounts due to related parties of $70,054 (September 30, 2006 - $47,210) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $28,111 (September 30, 2006 - $17,340) owing to a director, $50 (September 30, 2006 - $50) owing to a former director, $2,817 (September 30, 2006 - $1,731) owing to a corporate shareholder of the Company and $39,076 (September 30, 2006 - $28,089) owing to a company with a director in common with a corporate shareholder of the Company.

	b)	During the period ended June 30, 2007 the Company paid $33,292 (June 30, 2006 - $44,389) in salary to its managing director.

	c)	During the period ended June 30, 2007 the Company paid $8,783 (June 30, 2006 - $7,992) for rent to a company with directors in common with a corporate shareholder of the Company.

3.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On February 24, 2007, the Company issued 349,764 common shares at $0.25 per share for cash.

Papertradex (US) Inc.
(Formerly Censox Technologies Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
(Unaudited)

4.	Loan Payable

During the period, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at June 30, 2007, the loan balance was $14,027.

Subsequent to the period end, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The line of credit is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended June 30, 2007.

Overview of Our Business

We were incorporated on May 23, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly-owned subsidiary, Papertradex Europe Limited (“Papertradex Europe”), located in the United Kingdom. Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1185 and our fax number is +44(0)20 7031 1199.

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

Our objective is to earn revenues through membership fees that we will charge parties to access and use our website and commissions earned on sales effected through our website. As of June 30, 2007, we had not earned any revenues from membership fees or sales commissions. Accordingly, we are in the development stage of our business. Further, we will require additional financing in order to effectively market our Papertradex online marketplace for commercial printing.

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

We had cash of $Nil and working capital deficit of $288,747 as at June 30, 2007. Our planned expenditures over the next twelve months in the amount of $124,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $420,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since June 30, 2007 and need immediate financing in order for us to continue our operations.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing.

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

Results Of Operations – Three and Nine months ended June 30, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 28,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and auditing	$13,151	$4,723	$51,983	$16,435	$152,765
Consulting and technical support	-	-	-	-	14,565
Depreciation	250	243	738	671	2,705
Development	-	-	-	-	31,823
Filing fees	122	-	4,510	-	4,510
Interest and bank charges	(1,083)	153	453	153	453
Intellectual property	-	300,000	-	300,000	300,000
Investor relations	6,000	-	12,000	-	12,000
Legal	1,604	3,913	21,514	3,913	45,821
Marketing and public relations	-	820	-	5,331	50,894
Office and miscellaneous	(69)	1,734	3,921	3,149	13,794
Rent	2,978	2,739	8,783	7,992	31,586
Salaries and benefits	321	14,650	37,553	49,212	196,815
Transfer agent fees	205	-	2,200	-	2,200
Travel and entertainment	(517)	166	689	166	3,274
Total General and Administrative
Expenses	22,962	329,141	144,344	387,022	863,205

Loss from Operations	(22,962)	(329,141)	(144,344)	(387,022)	(863,205)

Other Income (Expense)
Foreign exchange gain (loss)	(5,113)	5	(4,572)	5	(4,572)

Net Loss	$(28,075)	$(329,136)	$(148,916)	$(387,017)	$(867,777)

Key factors relating to our results of operations are discussed as follows:

Revenue

We have not earned any revenues from membership fees or sales commissions. We will require additional financing in order to market our Papertradex online marketplace for commercial printing with the objective of achieving revenues.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $51,983 during the first nine months of fiscal 2007 as compared to $16,435 during the first nine months of fiscal 2006 as a result of the completion of our audited annual and unaudited financial statements prepared in connection with our filing of a registration statement with the SEC. These accounting and auditing expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Filing Fees

Our filing fees to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $4,510 during the first nine months of fiscal 2007 as compared to $nil during the first nine months of fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Our legal expenses to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $21,514 during the first nine months of fiscal 2007 as compared to $3,913 during the first nine months of fiscal 2006. These legal expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $8,783 during the first nine months of fiscal 2007 compared to $7,992 for the first nine months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Benefits

Salaries and benefits were primarily comprised of salary paid to Rory Oliver, our sole executive officer and employee. Our salaries and benefits expenses decreased to $37,553 during the first nine months of fiscal 2007 compared to $49,212 during the first nine months of fiscal 2006 because Mr. Oliver agreed to lower his monthly salary effective July 1, 2006. We did not issue any shares associated with salaries or benefits during the first nine months of fiscal 2007.

Loss from Operations

Our loss from operations for the first nine months of fiscal 2007 decreased significantly to $144,344 compared to $387,022 during the first nine months of fiscal 2006, primarily as a result of our not incurring any intellectual property expense during fiscal 2007.

Liquidity and Capital Resources

We had cash of $Nil and working capital deficit of $288,747 as at June 30, 2007, compared to cash of $1,247 and a working capital deficiency of $229,019 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $124,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $420,000 in order to enable us to sustain our operations for the next twelve months and to cover our working capital deficit.

Cash used in Operating Activities

We used cash of $112,541 in operating activities during the first nine months of fiscal 2007 and compared to cash used of $33,349 in operating activities during the first nine months of fiscal 2006. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007 compared to cash of $58,398 generated by investing activities during the first nine months of fiscal 2006.

Cash from Financing Activities

We generated cash of $124,312 from financing activities during the first nine months of fiscal 2007 compared to a cash deficit of $26,531 during the first nine months of fiscal 2006.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Rory Oliver. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal quarter ended June 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1 (1)	Articles of Incorporation

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	By-Laws

10.1 (1)	Agency Exploitation Agreement dated March 30, 2004 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2 (1)	Letter Agreement between Papertradex Europe and Rory Oliver regarding appointment of Rory Oliver as Managing Director of Papertradex Europe dated July 26, 2004

10.3 (1)	Employment Agreement between Papertradex Europe and Rory Oliver dated July 26, 2004

10.4 (1)	Service Agreement dated September 6, 2004 between Papertradex Europe and Outlander Management

10.5 (1)	Loan Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc.

10.6 (1)	Debenture Agreement dated October 4, 2004 between Papertradex Europe and Papertradex Inc. evidencing the indebtedness of Papertradex Europe under the Loan Agreement

10.7 (1)	Debt Settlement Agreement dated July 25, 2005 between Papertradex Europe and Papertradex Inc.

10.8 (1)	Share Exchange Agreement dated August 18, 2005 among Censox Technologies Inc., Papertradex Europe and the stockholders of Papertradex Europe

10.9 (1)	Closing Agreement dated April 3, 2006 among Censox Technologies Inc. and Papertradex Europe and the shareholders of Papertradex Europe

10.10 (1)	Asset Purchase Agreement dated June 21, 2006 between Papertradex (US) Inc. and Papertradex Inc.

10.11 (1)	Termination and Release Agreement dated June 30, 2006 among Papertradex Europe, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.12 (1)	Subscription agreement between Censox Technologies Inc. and Timothy Cocker dated May 25, 2005 relating to the Company’s private offering of 500,000 shares

10.13 (1)	Form of subscription agreement relating to our August 17, 2005 private offering of securities.

10.14 (1)	Form of subscription agreement relating to our April 3 and 10, 2005 private offering of securities.

Exhibit
Number	Description of Exhibit
10.15 (1)	Service Agreement dated July 1, 2005 between Papertradex Europe and Azuracle

10.16 (2)	Letter Agreement between Papertradex Europe and Rory Oliver dated December 29, 2006

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 8, 2006.

(2)	Filed as an exhibit to this registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 5, 2007.

(3)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERTRADEX (US) INC.

By:	/s/ Rory Oliver
_________________________________
Rory Oliver
Chief Executive Officer and Chief Financial Officer
Date: September 18, 2007